Form 10-Q
period 2009-03-31
DYNASTY CAPITAL, INC.
filed 2009-05-12
CIK 1451644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 000-53521

DYNASTY CAPITAL, INC

 (Exact name of registrant as specified in its charter)

Colorado	26-2708838
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4807 S. Zang Way Morrison, Co 80465
(Address of principal executive offices)
303-979-2404
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   - Not Applicable.

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

          [ X ] Yes   [ ] No

As of March 31, 2009 the Issuer had 3,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Dynasty Capital, Inc., (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended September 30, 2008, as included in the Company's registration statement on Form 10 previously filed with the  SEC.

DYNASTY CAPITAL, INC

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

DYNASTY CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		Mar. 31, 2009
	Sept. 30, 2008	(Unaudited)

ASSETS

Current assets
Cash	$ 37,489	$ 12,374
Total current assets	37,489	12,374

Total Assets	$ 37,489	$ 12,374

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
150,000,000 shares authorized;
3,000,000 shares issued and outstanding	45,000	45,000
Additional paid in capital	-	-
Deficit accumulated during the dev. stage	(7,511)	(32,626)

Total Stockholders' Equity	37,489	12,374

Total Liabilities and Stockholders' Equity	$ 37,489	$ 12,374

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			May 29, 2008
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2009	Mar. 31, 2009	Mar. 31, 2009

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	1,683	25,173	32,696
	1,683	25,173	32,696

Gain (loss) from operations	(1,683)	(25,173)	(32,696)

Other income (expense):
Interest income	3	58	70

Income (loss) before
provision for income taxes	(1,680)	(25,115)	(32,626)

Provision for income tax	-	-	-

Net income (loss)	$ (1,680)	$ (25,115)	$ (32,626)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.07)

Weighted average number of
common shares outstanding	375,000	375,000

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended Mar. 31, 2009	Period From May 29, 2008 (Inception) Through Mar. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$ (25,115)	$ (32,626)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
	-	-
Net cash provided by (used for)
operating activities	(25,115)	(32,626)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock		45,000
Net cash provided by (used for)
financing activities	-	45,000

Net Increase (Decrease) In Cash	(25,115)	12,374

Cash At The Beginning Of The Period	37,489	-

Cash At The End Of The Period	$ 12,374	$ 12,374

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

DYNASTY CAPITAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Liquidity and Capital Resources

As of March 31, 2009, the Company remains in the development stage.  For the period ended March 31, 2009, the Company’s balance sheet reflects total assets of $12,374, and no liabilities.

Results of Operations

During the period from May 29, 2008 (inception) through March 31, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended March 31, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DYNASTY CAPITAL, INC.

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer, Chief Financial Officer

Date:  May 12,  2009