Form 10-Q
period 2009-06-30
DYNASTY CAPITAL, INC.
filed 2009-08-05
CIK 1451644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [ X ] Yes   [ ] No

As of June 30, 2009 the Issuer had 3,000,000 shares of common stock issued and outstanding.

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

DYNASTY CAPITAL, INC

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

DYNASTY CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2009
	Sept. 30, 2008	(Unaudited)

ASSETS

Current assets
Cash	$ 37,489	$ 10,717
Total current assets	37,489	10,717

Total Assets	$ 37,489	$ 10,717

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
150,000,000 shares authorized;
3,000,000 shares issued and outstanding	45,000	45,000
Additional paid in capital	-	-
Deficit accumulated during the dev. stage	(7,511)	(34,283)

Total Stockholders' Equity	37,489	10,717

Total Liabilities and Stockholders' Equity	$ 37,489	$ 10,717

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			May 29, 2008
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30, 2009	June 30, 2009	June 30, 2009

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	1,660	26,833	34,356
	1,660	26,833	34,356

Gain (loss) from operations	(1,660)	(26,833)	(34,356)

Other income (expense):
Interest income	3	61	73

Income (loss) before
provision for income taxes	(1,657)	(26,772)	(34,283)

Provision for income tax	-	-	-

Net income (loss)	$ (1,657)	$ (26,772)	$ (34,283)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.07)

Weighted average number of
common shares outstanding	375,000	375,000

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Period From
		May 29, 2008
	Nine Months	(Inception)
	Ended	Through
	June 30, 2009	June 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$ (26,772)	$ (34,283)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
	-	-
Net cash provided by (used for)
operating activities	(26,772)	(34,283)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock		45,000
Net cash provided by (used for)
financing activities	-	45,000

Net Increase (Decrease) In Cash	(26,772)	10,717
Cash At The Beginning Of The Period	37,489	-
Cash At The End Of The Period	$ 10,717	$ 10,717

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Liquidity and Capital Resources

As of June 30, 2009, the Company remains in the development stage.  For the period ended June 30, 2009, the Company’s balance sheet reflects total assets of $10,717, all in the form of cash,  and no liabilities.

Results of Operations

During the period from May 29, 2008 (inception) through June 30, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended June 30, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the remainder of the fiscal year ending September 30, 2009, and during the 12 months thereafter, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending September 30, 2009 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DYNASTY CAPITAL, INC.

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer, Chief Financial Officer

Date:  August 5,  2009