Form 10-Q
period 2009-12-31
DYNASTY CAPITAL, INC.
filed 2010-04-01
CIK 1451644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

          [ X ] Yes   [ ] No

As of December 31, 2009 the Issuer had 3,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Dynasty Capital, Inc., (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended September 30, 2009, as included in the Company's registration statement on Form 10 previously filed with the  SEC.

DYNASTY CAPITAL, INC

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2009

DYNASTY CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		Dec. 31, 2009
	Sept. 30, 2009	(Unaudited)

ASSETS

Current assets
Cash	$ 3,099	$ 695
Total current assets	3,099	695

Total Assets	$ 3,099	$ 695

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payable	$ -	$ 1,000
Total current liabilities	-	1,000

Total Liabilities	-	1,000

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
150,000,000 shares authorized;
3,000,000 shares issued and outstanding	45,000	45,000
Additional paid in capital	-	-
Deficit accumulated during the dev. stage	(41,901)	(45,305)

Total Stockholders' Equity	3,099	(305)

Total Liabilities and Stockholders' Equity	$ 3,099	$ 695

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		Period From
		May 29, 2008
	Three Months	(Inception)
	Ended	Through
	Dec. 31, 2009	Dec. 31, 2009

Revenue	$ -	$ -

Operating expenses:
General and administrative	3,404	45,380
	3,404	45,380

Gain (loss) from operations	(3,404)	(45,380)

Other income (expense):
Interest income	-	75

Income (loss) before
provision for income taxes	(3,404)	(45,305)

Provision for income tax	-	-

Net income (loss)	$ (3,404)	$ (45,305)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)

Weighted average number of
common shares outstanding	3,000,000

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended Dec. 31, 2009	Period From May 29, 2008 (Inception) Through Dec. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$ (3,404)	$ (45,305)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payable	1,000	1,000
Net cash provided by (used for)
operating activities	(2,404)	(44,305)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	45,000
Net cash provided by (used for)
financing activities	-	45,000

Net Increase (Decrease) In Cash	(2,404)	695
Cash At The Beginning Of The Period	3,099	-
Cash At The End Of The Period	$ 695	$ 695

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company remains in the development stage.  For the period ended December 31, 2009, the Company’s balance sheet reflects total assets of $695, all in the form of cash, and current liabilities of $1,000.

Results of Operations

During the period from May 29, 2008 (inception) through December 31, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended December 31, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the remainder of the fiscal year ending September 30, 2010,  the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending September 30, 2010 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  April 1, 2010