Form 10-Q
period 2010-03-31
DYNASTY CAPITAL, INC.
filed 2010-06-15
CIK 1451644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

          [ X ] Yes   [ ] No

As of March 31, 2010 the Issuer had 3,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Dynasty Capital, Inc., (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended September 30, 2009, as included in the Company's annual report on Form 10-K filed with the SEC on December 22, 2009.

DYNASTY CAPITAL, INC

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2010

DYNASTY CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		Mar. 31, 2010
	Sept. 30, 2009	(Unaudited)

ASSETS

Current assets
Cash	$ 3,099	$ 660
Total current assets	3,099	660

Total Assets	$ 3,099	$ 660

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
150,000,000 shares authorized;
3,000,000 shares issued and outstanding	45,000	45,000
Additional paid in capital	-	4,000
Deficit accumulated during the dev. stage	(41,901)	(48,340)

Total Stockholders' Equity	3,099	660

Total Liabilities and Stockholders' Equity	$ 3,099	$ 660

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					May 29, 2008
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2009	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010	Mar. 31, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	1,683	3,036	25,173	6,440	48,416
	1,683	3,036	25,173	6,440	48,416

Gain (loss) from operations	(1,683)	(3,036)	(25,173)	(6,440)	(48,416)

Other income (expense):
Interest income	3	1	58	1	76

Income (loss) before
provision for income taxes	(1,680)	(3,035)	(25,115)	(6,439)	(48,340)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (1,680)	$ (3,035)	$ (25,115)	$ (6,439)	$ (48,340)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

Period From
May 29, 2008
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2009	Mar. 31, 2010	Mar. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$ (25,115)	$ (6,439)	$ (48,340)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
	-	-
Net cash provided by (used for)
operating activities	(25,115)	(6,439)	(48,340)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DYNASTY CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			May 29, 2008
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2009	Mar. 31, 2010	Mar. 31, 2010

Cash Flows From Financing Activities:
Paid in capital	-	4,000	4,000
Sales of common stock			45,000
Net cash provided by (used for)
financing activities	-	4,000	49,000

Net Increase (Decrease) In Cash	(25,115)	(2,439)	660

Cash At The Beginning Of The Period	37,489	3,099	-

Cash At The End Of The Period	$ 12,374	$ 660	$ 660

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of March 31, 2010, the Company remains in the development stage.  For the period ended March 31, 2010, the Company’s balance sheet reflects total assets of $660, all in the form of cash, and current liabilities of $nil.

Results of Operations

During the period from May 29, 2008 (inception) through March 31, 2010 the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended March 31, 2010. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED)

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

Date:  June 14, 2010